Form 10QSB
period 2001-01-31
POWERNOMICS ENTERPRISE CORP
filed 2001-03-19
CIK 1116684

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2001
                               -------------

Commission File Number 333-39722
                       ---------

                       POWERNOMICS ENTERPRISE CORPORATION
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

       Delaware                                         23-3023043
------------------------                        ---------------------------
(State of Incorporation)                        (IRS Identification Number)

                       PowerNomics Enterprise Corporation
                         200 Highpoint Drive, Suite 215
                          Chalfont, Pennsylvania 18914
              ------------------------------------------------------
              (Address of principal executive offices)    (Zip Code)


                                 (215) 822-1561
                ------------------------------------------------
                (Issuer's telephone number, including area code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes     No X
   ----   ---


         As of January 31, 2001, there were 10,000,000 shares of the issuer's common stock, $.0001 par value per share, issued and outstanding.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT
                     --------------------------------------



To the Board of Directors of
Powernomics Enterprise Corporation

We have reviewed the accompanying balance sheet of Powernomics Enterprise Corporation (the "Company") as of January 31, 2001, and the related statements of operations, stockholders' equity (deficit), and cash flows for the three-month and nine-month periods then ended. These financial statements are the responsibility of the management of the Company.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying January 31, 2001 financial statements for them to be in conformity with generally accepted accounting principles.


/s/ Ahearn, Jasco + Company, P.A.
---------------------------------

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida
February 27, 2001



                       POWERNOMICS ENTERPRISE CORPORATION
                                 BALANCE SHEETS
                 JANUARY 31, 2001 (Unaudited) AND APRIL 30, 2000
================================================================================



                                                    January 31,     April 30,
                                                       2001           2000
                                                  -------------   ------------
                                                    (Unaudited)
                                     ASSETS
                                     ------

CURRENT ASSETS:
   Cash and cash equivalents                      $    16,669    $   100,051
   Receivable from shareholders                          --            2,000
   Inventory                                           45,811           --
   Prepaid expenses                                    62,807         11,390
                                                  -----------    -----------

        TOTAL CURRENT ASSETS                          125,287        113,441

PROPERTY AND EQUIPMENT, net                           867,872           --

DEFERRED OFFERING COSTS                                75,000         75,000
                                                  -----------    -----------

        TOTAL                                     $ 1,068,159    $   188,441
                                                  ===========    ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES:
   Balance due on an asset purchase               $   701,563    $      --
   Accounts payable and accrued expenses               41,509         65,987
   Payable to shareholders                             18,445           --
   Accrued interest                                    59,101           --
                                                  -----------    -----------

        TOTAL CURRENT LIABILITIES                     820,618         65,987
                                                  -----------    -----------

LINE OF CREDIT, related entity                         25,000        142,000
                                                  -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, $0.0001 par value;
        50,000,000 shares authorized;
        10,000,000 shares issued and outstanding        1,000          1,000
   Additional paid-in capital                         510,899          1,000
   Accumulated deficit                               (289,358)       (21,546)
                                                  -----------    -----------

        STOCKHOLDERS' EQUITY (DEFICIT), NET           222,541        (19,546)
                                                  -----------    -----------

        TOTAL                                     $ 1,068,159    $   188,441
                                                  ===========    ===========


                       See notes to financial statements.



                       POWERNOMICS ENTERPRISE CORPORATION
                             STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED JANUARY 31, 2001 (Unaudited)
================================================================================






REVENUE                                                            $      8,975

COST OF GOODS SOLD                                                       26,916
                                                                   ------------

        GROSS PROFIT (LOSS)                                             (17,941)

OPERATING EXPENSES                                                       58,255
                                                                   ------------

        LOSS FROM OPERATIONS                                            (76,196)

INTEREST EXPENSE                                                         19,230
                                                                   ------------

        LOSS BEFORE PROVISION FOR INCOME TAXES                          (95,426)

PROVISION FOR INCOME TAXES                                                 --
                                                                   ------------

        NET LOSS                                                   $    (95,426)
                                                                   ============


PER SHARE AMOUNTS:
   Net loss per common share outstanding, basic and diluted        $    (0.0095)
                                                                   ============


TOTAL COMMON SHARES OUTSTANDING
     As of January 31, 2001                                          10,000,000
                                                                   ============





                       See notes to financial statements.




                       POWERNOMICS ENTERPRISE CORPORATION
                             STATEMENT OF OPERATIONS
             FOR THE NINE MONTHS ENDED JANUARY 31, 2001 (Unaudited)
================================================================================






REVENUE                                                            $     19,170

COST OF GOODS SOLD                                                       71,592
                                                                   ------------

        GROSS PROFIT (LOSS)                                             (52,422)

OPERATING EXPENSES                                                      143,181
                                                                   ------------

        LOSS FROM OPERATIONS                                           (195,603)

INTEREST EXPENSE                                                         72,209
                                                                   ------------

        LOSS BEFORE PROVISION FOR INCOME TAXES                         (267,812)

PROVISION FOR INCOME TAXES                                                 --
                                                                   ------------

        NET LOSS                                                   $   (267,812)
                                                                   ============


PER SHARE AMOUNTS:
   Net loss per common share outstanding, basic and diluted        $    (0.0268)
                                                                   ============


TOTAL COMMON SHARES OUTSTANDING
     As of January 31, 2001                                          10,000,000
                                                                   ============










                       See notes to financial statements.



                       POWERNOMICS ENTERPRISE CORPORATION
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
             FOR THE NINE MONTHS ENDED JANUARY 31, 2001 (Unaudited)
================================================================================









                                     Common Stock
                                     ------------          Additional                Stockholders'
                               Number of        at          Paid-in     Accumulated     Equity
                                Shares       par value      Capital       Deficit    (Deficit), net
                              -----------   ------------  -----------  ------------- ---------------


Balance, May 1, 2000           10,000,000   $    1,000   $    1,000   $  (21,546)   $  (19,546)

Capital contributed
     by a shareholder                --           --        509,899         --         509,899

Net loss for the nine months
     ended January 31, 2001          --           --           --       (267,812)     (267,812)
                               ----------   ----------   ----------   ----------    ----------

Balance, January 31, 2001      10,000,000   $    1,000   $  510,899   $ (289,358)   $  222,541
                               ==========   ==========   ==========   ==========    ==========







                       See notes to financial statements.



                       POWERNOMICS ENTERPRISE CORPORATION
                             STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED JANUARY 31, 2001 (Unaudited)
================================================================================




CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                           $(267,812)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                                       37,135
   Changes in certain assets and liabilities:
     Receivable from shareholders                                         2,000
     Inventory                                                          (45,811)
     Prepaid expenses                                                   (51,417)
     Accounts payable and accrued expenses                               (6,033)
     Accrued interest                                                    72,000
                                                                       ---------

        NET CASH USED IN OPERATING ACTIVITIES                          (259,938)
                                                                      ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchase of property and equipment                                  (103,444)
                                                                      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Related entity borrowings on a line of credit                        235,000
   Repayment on balance due on an asset purchase                       (100,000)
   Capital contributed by a related entity                              145,000
                                                                      ---------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                       280,000
                                                                      ---------

        NET DECREASE IN CASH AND CASH EQUIVALENTS                       (83,382)

CASH AND CASH EQUIVALENTS, beginning                                    100,051
                                                                      ---------

CASH AND CASH EQUIVALENTS, ending                                     $  16,669
                                                                      =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                             $    --
                                                                      =========
   Cash paid for income taxes                                         $    --
                                                                      =========
                                                                                        ===============


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
         During May 2000, the Company partially acquired certain real estate and equipment by recording a payable due to the seller in the amount of $801,563.
        In October 2000, the Company converted the line of credit of $352,000 and related accrued interest of $12,899 into contributed capital.



                       See notes to financial statements.

                       POWERNOMICS ENTERPRISE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2001

The accompanying financial statements of Powernomics Enterprise Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and other applicable regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of and for the period ended January 31, 2001 are unaudited. The financial statements for the period ended January 31, 2001 have been reviewed by an independent public accountant pursuant to Item 310(b) of Regulation S-B and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. These financial statements should be read in conjunction with the audited financial statements and footnotes for its initial period ended April 30, 2000 included in the Company's filing on Form SB-2.


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

GENERAL
-------

         Powernomics Enterprise Corporation was incorporated in the State of Delaware on November 18, 1999. Through the acquisition of certain real estate in Hurlock, Maryland, in May 2000, as well as specified equipment and furnishings, the Company is in the business of aquaculture through the use of patented technology. The Company propagates, cultivates and markets certain fish and seafood in a controlled environment. Prior to April 2000, the Company was considered a development stage enterprise engaged in developing its business plan, and acquiring assets to begin its business operations. The financial statements and notes are the representation of the Company's management, which is responsible for their integrity and objectivity.

GOING CONCERN CONSIDERATIONS
----------------------------

         The Company's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company must generate capital and revenue resources to enable it to continue operations. Management is in the process of obtaining additional capital through the sale of equity securities; the Company's offering began in February 2001. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company obtaining sufficient additional equity capital and ultimately achieving profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected.

REVENUE RECOGNITION, CREDIT RISKS AND CONCENTRATIONS
----------------------------------------------------

         Revenue is recognized at the time the fish are shipped. The Company believes that it does not have an abnormal concentration of credit risk within any one market or any one geographic area.

INVENTORY
---------

         Fish inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory cost includes the period of time of raising the fish from purchase to maturity, and includes purchase cost of the fish, proportionate costs of depreciation of the facility and equipment, direct labor, food, supplies, and certain overhead.

                       POWERNOMICS ENTERPRISE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------

PROPERTY AND EQUIPMENT
----------------------

         Property and equipment is recorded at acquisition cost and depreciated using the straight-line method over the estimated useful lives of the assets. Expenditures for routine maintenance and repairs are charged to expense as incurred.

DEFERRED OFFERING COSTS
-----------------------

         Costs incurred in connection with the Company's initial public offering have been deferred until the proceeds are received, at which time the deferred costs will be realized as a reduction of capital. The Company's offering began in February 2001.


NOTE 2 - BALANCE DUE ON AN ASSET PURCHASE
-----------------------------------------

         On May 1, 2000, the Company acquired certain real estate in Hurlock, Maryland, as well as specified equipment and furnishings for a total purchase price of $950,000. As of January 31, 2001, a balance due of $755,000 was outstanding. Under the terms of the amended agreement dated December 15, 2000, this balance is due on March 31, 2001.

         The recorded value of the payable has been discounted, as of May 1, 2000, to $801,563 following applicable accounting principles for non-interest bearing obligations. Accordingly, interest expense of $53,437 has been recorded, at a rate of 10%, until December 31, 2000. Starting on January 1, 2001, as described in the amended agreement, the note bears interest at the prime rate, for a period not to exceed ninety days.


NOTE 3 - INCOME TAXES
---------------------

         Any deferred tax asset generated by the net loss for the period is offset in its entirety by an allowance. State minimum and franchise taxes are expensed when paid.


NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------

         During the nine months ended January 31, 2001, $509,899 was contributed to the capital of the Company by a shareholder. See note 5.

                       POWERNOMICS ENTERPRISE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2001


NOTE 5 - NOTE PAYABLE, RELATED ENTITY
-------------------------------------

         On May 9, 2000, a line-of-credit agreement was entered into between the Company and Kemet Investments Ltd. Partnership ("Kemet"), which is a shareholder, with the following terms: credit available of $500,000; 10% fixed rate of interest, payable quarterly; maturing May 1, 2005; and secured by substantially all assets of the Company. Prior advances obtained from Kemet were transferred to the line-of-credit effective May 9, 2000, and are therefore, in accordance with the terms of the credit agreement, classified as long-term on the accompanying balance sheet. Effective October 31, 2000, the available credit was increased to $2,000,000.

         On October 31, 2000, the outstanding amount on the line of credit totaled $352,000, and accrued interest payable to the shareholder on the line of credit totaled $12,899. Pursuant to a conversion agreement effective October 31, 2000, these amounts (totaling $364,899) were contributed to the capital of the Company, and the Company was relieved of the obligation to repay. Kemet did not receive any additional shares of stock in this transaction.

         During the quarter ending January 31, 2001, Kemet contributed an additional $145,000 to the capital of the Company. Kemet did not receive any additional shares of stock in this transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition for the nine months and three months ended January 31, 2001.

The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-QSB, as well as in the company's recently filed Form SB-2.

OVERVIEW

         PowerNomics Enterprise Corporation ("PEC") is a company formed to engage in the business of aquaculture. Aquaculture is a form of agriculture that involves the propagation, cultivation, and marketing of aquatic animals and plants in a controlled environment. PEC produces fish and seafood in indoor facilities.

         Pursuant to an asset purchase agreement, PEC has purchased the assets of an aquaculture facility located in Hurlock, Maryland. The purchase price is $950,000, of which PEC has paid $195,000. The balance of $755,000 is due March 31, 2001. PEC took possession of this facility on May 1, 2000, but will vacate such premises if the balance of the purchase price is not paid. PEC intends to acquire and/or build two additional facilities within the next five years.

Since incorporating on November 18, 1999, we have devoted substantially all of our resources to raising our initial capitalization, negotiating the purchase of aquaculture technology, and the pending purchase of the assets of an existing aquaculture facility located in Hurlock, Maryland. From inception through April 30, 2000 we raised total equity capital of $2,000 and accrued debts of $207,987. For the quarter ended October 31, 2000, Kemet Investment Limited Partnership converted $352,000 of debt principal and $12,899 of interest into a capital contribution to the company. As of December 31, 2000, Kemet contributed an additional $145,000 into the capital of PEC. As of January 31, 2001, PEC has recognized total revenue of $19,170. In July 2000, PEC purchased striped Bass and Red Drum fingerlings. We expect to harvest these fish between February and May 2001, respectively. In May 2000, PEC purchased Blue Gill fingerlings born in March 2000. We began to harvest the Blue Gill in November 2000, and will continue to do so through February 2001.


         NINE MONTHS AND THREE MONTHS ENDED JANUARY 31, 2001

         Results of Operations. For the nine and three months ended January 31, 2001, we had $19,170 and $8,975 in revenues, respectively. We incurred operating expenses of $143,181 for the nine months ended January 31, 2001, and $58,255 for the three months ended January 31, 2001. Loss from operations was $195,603 and $76,196 for the nine and three month periods, respectively.

         For the nine month and three month periods ended January 31, 2001, we incurred net losses of $267,812 and $95,426, respectively. At January 31, 2001, total current assets were $125,287, and total current liabilities were $820,618. At April 30, 2000, total current assets were $113,441 and total current liabilities were $65,987.

         LIQUIDITY AND CAPITAL RESOURCES. Through January 31, 2001, we funded our operations primarily through the sale of common stock, capital contributions and loans from Kemet Investments Ltd. Partnership, a shareholder of PEC. The Kemet loan was initially non-interest bearing and due on demand. On May 9, 2000 a formal line of credit agreement was entered into between PEC and Kemet, with the following terms:

         Credit available of $500,000; 10% fixed rate interest, payable quarterly, maturing May 1, 2005; and secured by substantially all of the assets of PEC. The initial $142,000 loan was transferred to the line of credit on May 9, 2000. On July 10, 2000, this line of credit was increased to $1,000,000. As of July 31, 2000, there was $237,000 outstanding on this line of credit. Effective October 31, 2000, this line of credit was increased to $2,000,000. As of October 31, 2000, Kemet converted $352,000 of debt principal and $12,899 of interest into a capital contribution to PEC and as a result, PEC was relieved of the obligation to repay. Effective December 31, 2000, Kemet contributed $145,000 into the capital of PEC. Kemet did not receive any additional shares for such contributions.

         INITIAL PUBLIC OFFERING

         In June 2000, PEC filed a registration statement on Form SB-2 to register its common stock. On February 2, 2001, PEC's registration statement was declared effective by the Securities and Exchange Commission. Pursuant to this registration statement, PEC registered 2,500,000 shares of common stock at $8.00 per share. The minimum offering is 250,000 shares ($2,000,000) and the maximum offering is 2,500,000 shares ($20,000,000). In the event PEC does not sell the minimum offering by August 2, 2001, all offering proceeds will be returned to investors. PEC, through its officers and directors, is in the process of selling these registered securities.

         The net proceeds from this offering, estimated to be approximately $2,000,000 in the minimum offering and $20,000,000 in the maximum offering, will be used to acquire the assets of an existing aquaculture facility in Hurlock, Maryland, to develop additional aquaculture facilities, develop sales and marketing activity, and for working capital and general corporate purposes.

         FORWARD LOOKING STATEMENTS

         The preceding Management's Discussion and Analysis contains various forward-looking statements which represent PEC's beliefs or expectations regarding future events. The words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, discussions as to sales outlooks, including projected harvest dates for its fingerlings, and outlooks for operating results. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results, including problems that may arise on the part of third parties over whom PEC has little or no control, and the loss of its inventory through death or disease. The impact of the foregoing could, in turn, have a material adverse effect on PEC's results of operations and financial condition.

         PART II-OTHER INFORMATION

         Item 1    Legal Proceedings:

                   PEC is not a party to any legal proceedings.

         Item 2    Change in Securities:

                             None


         Item 3    Default Upon Senior Securities:

                             None

         Item 4    Submission of Matters to a Vote of Security Holders:

                             None

         Item 5    Other Information:

                             None

         Item 6 Exhibits and Reports on Form 8-K:

                             None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           POWERNOMICS ENTERPRISE CORPORATION

 Dated:    March 16, 2001                   (Registrant)


                                             /S/ W. THOMAS LOMAX
                                            ------------------------------
                                            W. Thomas Lomax,
                                            Vice President, Treasurer
                                            Secretary, Director